Form 10-Q
period 1996-09-30
SPECTEX INDUSTRIES INC
filed 1997-01-23
CIK 92739

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


Quarter Ended September 30, 1996            Commission File
Number 0-83903-NY


                         SPECTEX INDUSTRIES, INC.


     (Exact name of registrant as specified in its charter)

      New York
13-6186951

(State of Incorporation)                         (I.R.S.
Employer
                                            Identification No.)


505 Carroll Street            Brooklyn, NY
11215

(Address of principal executive offices)               (Zip
Code)



Registrant's telephone number, including area code: (718)
797-9400


                             Not Applicable

Former name, former address and former fiscal year, if changed last report



    Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the proceeding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes  X    No

Number of shares outstanding of common stock - at September 30, 1996 4,138,520 shares.



                              -1-

                             INDEX

           SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
             THREE MONTHS ENDED SEPTEMBER 30, 1996



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheet--September 30, 1996
         (unaudited) and December 31, 1995 (audited).

         Condensed consolidated statement of income (unaudited)
         - Three months and nine months ended September 30, 1996 and 1995.

         Consolidated statement of cash flow (unaudited) - Nine months ended September 30, 1996 and 1995.

         Notes to consolidated financial statements (unaudited)
         - September 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

PART II. OTHER INFORMATION

         NOT APPLICABLE

SIGNATURES
















                              -2-

           SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS-NOTE BELOW
ASSETS
September 30,
December 31,
Current Assets:
    1996
     1995
  Cash in bank
 $  193,014
$  785,764
  Accounts receivable-net of allowances


    for doubtful accounts
2,191,395
1,669,718
  Other receivables
36,822
11,036
  Inventory
1,524,298
1,667,018
  Prepaid expenses
71,014
65,278
  Mortgages receivable
92,540
153,540
  Marketable securities
265,509
218,928



          Total Current Assets
4,374,592
4,571,282



Property, plant and equipment at cost, partly


  pledged, net of accumulated depreciation
3,476,043
3,666,558



Other Assets:


  Loan receivable from shareholder
379,913
292,366
  Deferred taxes
276,292
119,576
  Deferred charges net of accumulated


    amortization $354,693 in 1996;


    $323,559 in 1995
138,414
169,548
  Mortgages receivable
39,574
89,264



          Total Other Assets
834,193
670,754



          Total Assets
$8,684,828
$8,908,594



LIABILITIES & STOCKHOLDERS' EQUITY


Current Liabilities:


  Accounts payable-trade
$1,459,153
$1,275,792
  Accrued expenses
49,012
166,162
  Income taxes payable
268,217
229,204
  Notes payable-current portion
566,460
560,085



          Total Current Liabilities
2,342,842
2,231,243



Long-term debt, notes payable-less


  current portion above
1,917,721
2,119,198



Minority interests in equity of subsidiaries
776,313
747,334






Stockholders' Equity:


  Capital stock-$.01 par value-authorized


    5,000,000 shares and 4,338,520 shares


    issued
43,383
43,383
  Capital in excess of par
846,660
846,660
  Retained earnings
2,778,376
2,941,243



          Total
3,668,419
3,831,286
  Less: Treasury stock 87,940 shares


          at cost
(20,467)
(20,467)



          Net Stockholders' Equity
3,647,952
3,810,819



          Total
$8,684,828
$8,908,594



Note: The accompanying notes are an integral part of this report.
                              -3-

           SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME





                                    Three Months           Nine
Months
                                 Ended September 30,
Ended September 30,

      1996
    1995
    1996
1994
    1995
1994
Net sales and gross revenue
$8,464,280
$8,975,063
$24,378,324
$26,143,406





Costs and expenses:




  Cost of goods sold
7,282,710
7,856,948
22,376,806
23,961,505
  Selling, general and
administrative




    expenses
748,587
658,112
2,198,431
2,052,916





           Total Costs & Expenses
8,031,297
8,515,060
24,575,237
26,014,421










Income (loss) before income taxes




  and minority interests
432,983
460,003
(196,913)
128,985










Less: Provision for taxes
(recovery)




        on income:




          State & local taxes
81,961
95,919
(23,713)
59,543
          Federal income taxes
113,965
127,956
(39,312)
43,281





            Total
195,926
223,875
(63,025)
102,824





Less: Minority interests in




  operations of subsidiaries
117,134
95,206
28,979
23,609





            Net Reductions (Additions)




              (Additions)
313,060
319,081
(34,046)
126,433










Net income (loss)
$  119,923
$  140,922
$ (162,867)
$     2,552
Earnings (or loss) per share
 $    .03
$    .03
$     (.04)

$   NIL
Dividends per share
 $    -0-
$    -0-
 $    -0-
$   -0-






Weighted average number of shares




  in determining earnings (loss)




  per share
4,138,520
4,138,520
4,138,520
4,138,520



Note: The accompanying notes are an integral part of this report.

                              -4-

           SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOW
                NINE MONTHS ENDED SEPTEMBER 30,

Operating Activities:
1996
1995
  Net (Loss) Income from Operations
$(162,867)
$   2,552
  Plus: Adjustments to reconcile net income


    to net cash provided by operating activities:


  Minority interest in participation of


    subsidiary
28,979
23,609
  Depreciation & amortization
238,480
333,677
  Deferred taxes
(156,716)
28,103
  Loss on sale of building
-0-
60,300



Changes in Operating Assets and Liabilities:


  (Increase) in accounts receivable
(521,677)
(385,845)
  Decrease (Increase) in inventory
142,720
(211,316)
  (Increase) Decrease in prepaid expenses
(5,736)
14,236
  Increase (Decrease) in accounts payable
183,361
(183,938)
  (Decrease) Increase in accrued expenses and


    taxes payable
 (117,150)
2,970
  Increase (Decrease) in income taxes payable
39,013
(51,916)
  (Increase) Decrease in officers' and


    other receivables
(113,333)
68,970



          Net Cash (Used in) Operating


            Activities
(444,926)
(298,598)






Investing Activities:


  Purchase of fixed assets
(16,823)
(18,049)
  Proceeds from sale of building
-0-
43,046
  Proceeds from mortgage receivable
110,682
72,212
  Investment in marketable securities
(46,581)
(102,091)



          Net Cash Provided From (Used


            in) Investing Activities
47,278
(4,882)






Financing Activities:


  Payments on IDA loans
(192,510)
(192,510)
  Payment on mortgage debt
-0-
(13,049)
  Payments on auto & equipment loans
(2,592)
(57,307)



          Net Cash (Used in) Financing


            Activities
(195,102)
(262,866)



          Net (Decrease) in Cash
(592,750)
(566,346)



Cash at January 1,
785,764
873,371



Cash at September 30,
$ 193,014
$ 307,025



Note: The accompanying notes are an integral part of this report.
                             -5-

           SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Rule 10-01 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine month periods ended
September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the
Company's annual report on Form 10-K for the year ended
December 31, 1995.

The Company and its operating subsidiaries, with the exception of J&J Farms
Creamery, Inc. are engaged in apparel manufacturing.

Operating data of J&J Farms Creamery, Inc. for the quarter ending September 30,
1996, included in the consolidated operations of the Company, are as follows:

    Profit & Loss Information
      Sales                  $7,118,423

      Cost of goods sold           6,095,479
      Selling, general and
       administrative                588,822

      Total Costs and Expenses     6,684,301

         Pre-Tax Profit      $  434,122

NOTE 2: Accounts receivable are shown net of allowances for doubtful accounts of $-0- at September 30, 1996 and $-0- at December 31, 1995.

NOTE 3: Inventories at statement dates are shown at the lower of cost or market on a first-in first-out basis, and are classified and valued as follows:

                   September 30, 1996  Dec. 31, 1995
    Raw materials  $  347,634               $  398,296
    Supplies           80,121                   95,172
    Work in process        133,876                  162,326
    Finished goods    123,841                   85,438
    Dairy products    838,826                  925,786
         Total          $1,524,298               $1,667,018

           SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996



NOTE 4 - MORTGAGE RECEIVABLE:
In 1993 J&J Farms Creamery, Inc. loaned money to an unrelated party as a mortgage receivable of $240,000, which is self-liquidating and due in 1998. Inerest on the mortgage is payable at the rate of 10% per annum.

In May 1995 J&J Farms Creamery, Inc. sold a building, which it had acquired in
1993 as payment for an outstanding accounts receivable. The building was sold for $105,000. $30,000 remains due as a mortgage receivable due in the current fiscal year.

NOTE 5 - DEFERRED CHARGES:
Deferred charges include covenants not to compete and mortgage refinancing costs in connection with NYC Industrial Development Agency financings and are being amortized over their respective terms.

            SPECTEX INDUSTRIES INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS
             THREE MONTHS ENDED SEPTEMBER 30, 1996


Net sales in the third quarter of 1996 were approximately 5.6% lower as compared to 1995. The gross profit percentage increased, while operating expenses, as a percentage of sales also increased as compared to 1995.

Cash flow generated by the Company's operations is deemed adequate to meet the
Company's financial obligations.

PART II. OTHER INFORMATION



REPORTS ON FORM 8-K


The Company did not file any reports on Form 8-K during the three months ended
September 30, 1996.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Spectex Industries, Inc.

                               (Registrant)


Date:  November 15, 1996

                             Michael Oberlander, President

Date:  November 15, 1996

                             Simon Friedman, Chief Financial
Officer