Form 10-K405
period 1995-12-31
SPECTEX INDUSTRIES INC
filed 1997-03-21
CIK 92739

              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X] EXCHANGE ACT OF 1934 [FEE REQUIRED)

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 0-8390

                     SPECTEX INDUSTRIES, INC.
                     ------------------------
    (Exact name of registrant as specified in its charter)

                  New York                     13-6186951
-----------------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer
incorporation or organization)       Identification No.)

    505 Carroll Street
        Brooklyn, New York                   11215
-----------------------------------------------------------------------
   (Address of principal                (Zip Code)
    executive offices)

Registrant's telephone number, including area code (718) 797-9400.

Securities registered pursuant to Section 12(b) of the Act:

                             NONE

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.0l par value
                  ----------------------------
                       (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes ____ No X.
                                              ---

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. [X]

              Exhibit Index at page 51.


             Total Number of Sequentially Numbered Pages 54.

        As of December 31, 1995, 4,338,520 common shares of the registrant were outstanding. There being no established trading market for these shares, the aggregate market value of shares held by nonaffiliates of the registrant is not determinable.

Please  refer to Item 5 in the text.

Documents incorporated by  Reference: Exhibits number 10 (a) and
-------------------------------------
10(b) are incorporated into Part IV by reference to the registrant's Form l0-K for the year ended December 31, 1986 and Exhibits number 10(c), 10(d) and 10(e) are incorporated into Part
IV by reference to the registrant's Form l0-K for the year ended
December 31, 1988. Exhibits number 2(a), 2(b) and 22 are incorporated into Part IV by reference to the registrant's Form
10-K for the year ended December 31, 1987. Exhibits 10(e) and 10(g) are incorporated into Part IV by reference to the Registrant's 10-K filing for year ending in December 31, 1994.


          [Balance of Page Intentionally Left Blank]

                            PART 1

Item 1.  The Business
-------  ------------

    Spectex Industries, Inc. (the "Registrant" or the "Company") is a New York corporation organized in 1971. The Company is principally engaged in both the knitted sweater business, which is operated by and through the Company, and since July 15, 1981, in the wholesale distribution of dairy products. In 1995, the Registrant's knitted sweater business resulted in an operating loss of $156,874 before interest expense and income taxes. Registrant's dairy products segment accounted for an operating profit of $342,107 before taking into account interest expense, and income taxes. The dairy product business is operated by J&J Farms Creamery, Inc. ("J&J"), a 51% owned subsidiary of the Registrant. The remaining shares of J&J are held by Messrs. Simon Friedman and Morris Schlager, the sons-in-law of the Registrant's President. Hereinafter, the use of "Company" refers to the knit goods business only.

    The Company designs, knits and manufactures cotton, wool and acrylic sweaters and sportswear at its headquarter's premises in Brooklyn, New York. Sales are made nationally to department stores, chain stores, discount stores, jobbers and retail outlets as well as to the United States government. The Company also operates through certain divisions and its subsidiaries: JA Knitting Mills, Perfect Knitting Mills, Inc. and Special Studies Development Corp. J&J purchases dairy and related food products from major food companies and food distributors and sells and delivers such products to local retailers and distributors principally in the New York city metropolitan area.

    For the year ended December 31, 1995, the knit goods business accounted for approximately 13% of consolidated sales and J&J accounted for the remaining 87%. Contributions to net profits before taxes, interest expense and minority interests, were earned 100% by J&J because the Company showed a $156874 loss for 1995. A statement of the Registrant's sales, operating profit and identifiable assets attributable to each of its industry segments appears in Note 16 to the Financial Report of the Registrant included herein.

Marketing and Customers
-----------------------

    The Company markets its products by direct sales or through sales representatives and distributors. During 1995, the Company's major customers were Norton McNaughton, whose aggregate purchases amounted to approximately 28% of knit good sales, and Bedford Fair, whose aggregate purchases amounted to approximately 16% of knit good sales and Donn Kenny whose aggregate purchaser amounted to approximately 10% of knit good sales Decorp whose aggregate purchases amounted to approximately 10% of knit good sales. The Company routinely enters into contracts with its customers which typically provide for payment thirty (30) days after invoicing. Goods are usually delivered from two to nine months after an order is placed. The loss of the Company's major customer could have a material adverse effect on the Company's knit goods business segment. In recent years, however, the Company has managed to develop new customers when sales to major customers have declined. A more detailed statement of the Company's sales to major purchasers appears in Note 16 to the Financial Report of the Registrant included herein. The Company currently has approximately 100 customers.

    J&J markets its products by selling and delivering directly to its customers. There was no single customer of J&J that accounted for more than 10% of its total revenue. J&J currently has approximately 600 customers.

Supplies and Raw Materials
--------------------------

    The Company purchases most of its requirements for materials and supplies from a number of different suppliers and is not dependent on any one source. Necessary materials are generally available in adequate quantities. J&J purchases approximately 30% of its supplies from one large national food
Company, Kraft, Inc.   The loss of such supplier could disrupt the operations of
J&J.   Consequently, J&J has been attempting to reduce its percentage of purchases from Kraft and continues to seek additional suppliers, so as further to reduce its reliance on Kraft, Inc. J&J presently has approximately 30 other suppliers. Purchases by J&J are not subject to any written agreement.

Backlog.
--------

    As of December 31, 1995, the Company had a backlog of orders of approximately $200,000. As of December 31, 1994, the Company had a backlog of orders of approximately $500,000. The Company believes that such backlog is not a material factor in its business and all orders are expected to be filled within the current fiscal year. No backlog has ever represented more than three-months' production nor is it expected ever to exceed six-months' production. All orders are filled in the regular course of business as soon as practicable after receipt.

    Backlog is not a material factor in the dairy operations of J&J.

Competition.
------------

    The Company's business is conducted under highly competitive conditions. The knit goods industry includes hundreds of domestic and foreign manufacturers of popularly priced women's sweaters and sportswear, as well as numerous manufacturers of higher priced women's knitted apparel. The Company's knit goods are manufactured for sale in the moderate price market. The Company perceives importers of knitted goods to be its biggest competitors principally because cheaper foreign labor costs make the imported goods less expensive than
goods produced in the United States.   Through careful fashion design and
research and development, the Company has been able to compete successfully with the import market on the basis of style and design. The Company maintains a staff of designers and sample makers to modify garments in order to keep the Company's knitwear current with fashion trends. The Company cannot state with certainty its relative competitive position with respect to its principal products and services. Many of the Company's competitors are substantially larger, more diversified and have greater financial resources than the Company.

    J&J also operates in a highly competitive environment in the New York City area with price and service being the essential focus of competition.

Working Capital.
----------------

    The Registrant believes it has adequate capital resources for its operations. The Registrant tries to carry enough goods, raw materials and inventory to assure itself of a continuous flow to meet customer orders on timely basis.

Patents.
--------
    There are no patents, trademarks, licenses, franchises, or concessions held by the Registrant which are material to its businesses.

Environmental Protection Expenditures.
--------------------------------------

     During 1995, there was no material effect upon capital expenditures, earnings or competitive position of the Registrant caused by compliance with federal, state and local provisions relating to the protection of the environment. In the Registrant's opinion, compliance with federal, state and local environmental protection regulations does not involve significant expenses or have a material effect on the capital expenditures, earnings and competitive position of the Registrant.

Employees.
----------

   At December 31, 1995, the Company had approximately 100 employees, approximately 90 of whom were members of labor unions. The Company has not been subject to any strikes or work stoppages in the last year. The Company is a party to a collective bargaining agreement with the union representing the Company's employees, which commenced in May 1994 and expires on May 1, 1997. At December 31, 1995, J&J had approximately 22 employees, approximately 16 of whom were members of labor unions. J&J has not been subject to any strikes or work stoppages in the last year. J&J's current collective bargaining agreement was entered into on or about March, 1993 and will expire in February 1998.

Seasonality.
-----------

     The Company is subject to the usual seasonal adjustments of the apparel business, which is not considered significant to the Company's business. The business of J&J is not affected by seasonal adjustments.

Foreign and Domestic Operations.
--------------------------------

     The Company's sales operations are nationwide and are not unduly concentrated in any geographic area. J&J's business is presently confined to the greater New York City area. No material portion of Company's operations is in foreign countries, nor are sales or revenues materially generated from customers in foreign countries.

 Renegotiation or Termination of Government Contracts.
 -----------------------------------------------------

     There is no portion of the Company's business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

Item 2.  Properties.
-------  ----------

     The Company currently occupies 62,000 (of a total of 97,000) square feet of manufacturing, warehousing, shipping and administrative space in a block-wide, three-story brick building located at 530 President Street (505 Carroll Street), Brooklyn, New York, under a sublease from 505 Carroll Street Realty Company. The balance of the space is rented out by lessor to unaffiliated companies on multiple year leases. The Company uses its entire premises for sales, manufacturing and development. Management believes that the premises provide adequate space and facilities for the Company's present and foreseeable anticipated activities. The Company's premises are presently being used to approximately sixty percent (60%) of its maximum capacity to produce 2,000 dozen knitwear garments per week.

    In December of 1986, Parkside Realty Co. ("Parkside"), the owner and lessor of the Company's premises, sold the premises to the New York City Industrial Development Agency (the "IDA") in connection with a $1,600,000 IDA bond financing. Parkside was a partnership composed of Pearl Oberlander, an officer, director and principal shareholder of the Registrant, and Eva Eisenberger, a former principal stockholder. The proceeds of such financing were applied (i) to purchase the partnership interest of Eva Eisenberger in Parkside,
(il) to satisfy certain indebtedness encumbering the premises, and (iii) to purchase from the Registrant certain machinery and equipment purchased by the Registrant in anticipation of such financing. concurrently with such financing, the IDA leased the premises, together with the machinery and equipment purchased, to 505 Carroll Street Realty Company, a partnership of which Michael Oberlander and Pearl Oberlander, officers, directors and the principal stockholders of the Registrant, were the sole partners. Under the financing arrangement, 505 Carroll Street Realty Company entered into a sublease agreement with the Company, dated as of December 1, 1986, which provides that the Company will occupy the premises and lease the machinery and equipment under a 15-year sublease through December 1, 2001 at an annual rental adequate to cover all the net carrying costs of the building, including payments due from 505 Carroll Street Realty Company to the IDA under the lease. As lessee from the IDA, 505 Carroll Street Realty Company has the right to purchase the premises and the leased machinery and equipment at any time after January 1, 1987, for an amount equal to the outstanding balance of the bonds plus $1.00. In connection with its sublease of the premises and the leased machinery and equipment, the Company guaranteed the payment of principal and interest by 505 Carroll Street Realty Company to the IDA in the aggregate principal amount of $1,600,000. In the opinion of the Registrant's management, the rentals paid by the Registrant for its premises and certain machinery and equipment as a result of the IDA bond financing are at least as favorable to the Registrant as those that would obtain in transactions with unaffiliated third parties. The balance of such loan as of December 31, 1995, was $636,923.

    J&J conducts its business from 57-48 49th Place, Maspeth, New York. On December 23, 1987, the Company entered into a contract to sell J&J's former premises located at 96-16 Atlantic Avenue, Ozone Park, New York for $960,000. Subsequently, J&J entered into a contract to purchase its current operating premises for $3,425,000. The acquisition of J&J's new building was financed by means of bonds issued by the New York City Industrial Development Agency in the amount of $3,000,000. The balance of this loan was $1,830,000 as of December 31, 1995. Additional information pertaining to the purchase of J&J's new premises is contained in Notes 9 and 12 to the Financial Report of the Registrant included herein.

Item 3.  Legal Proceedings.
-------  ------------------

     Neither the Company nor any of its subsidiaries is a party to, nor are any of their respective properties the subject of, any material pending legal proceedings.

     In 1976, the Company acquired a minority partnership share interest as a passive investment in an unaffiliated and unrelated business. The partnerships reported that the Company's share of loss in 1976 was approximately $89,000. The Company included this partnership loss as deductions in preparing its own 1976 corporate income tax return. Since then the Internal Revenue Service denied these deductions and assessed the Company income tax taxes, interest and penalties in the combined total of approximately $176,000. The Company's tax counsel had made an offer in compromise to the Internal Revenue Service which has now been rejected and a $176,000 tax liability has been in assessed. In 1996, the Company intends to pay this assessment from operating proceeds. For accounting purposes the Company has already accrued this amount as a liability in 1994. The Company does not anticipate that payment of this tax assessment in 1996 will have a materially negative effect on its operations.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

     No matters were submitted to a vote of security holders during the last quarter of the Company's fiscal year.

           (Balance of Page Intentionally Left Blank)

Item 5.  Market for Registrant's Common Stock and Related Security Holders
-------  -----------------------------------------------------------------
         Matters
         -------

         Although the common stock of the Company is traded in the over-the-counter market, there is no established trading market for such stock. The stock of this company is known as a bulletin board stock. The quotations below, represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.


                    BID PRICES          ASK PRICES
1995               High      Low      High      Low
                  -------  --------  -------  -------
1st Qtr.          $0.0625  $O.03125  $0.9375  $0.5625
2nd Qtr.          $0.0625  $0.0200   $0.5000  $0.4375
3rd Qtr.          $0.2500  $0.03125  $0.9375  $0.5625
4th Qtr.          $0.2500  $0.0625   $0.9375  $0.4687


                    BID PRICES            ASK PRICES
1994               High    Low       High     Low
                  -------  --------  -------  -------
1st Qtr.          $0.0625  $O.03125  $0.5625  $0.5625
2nd Qtr.          $0.0625  $0.0100   $0.5625  $0.5100
3rd Qtr.          $O.1875  $0.0625   $0.9375  $0.5625
4th Qtr.          $0.2500  $0.0625   $l.2500  $0.5625

     As of December 31, 1995, there were 772 holders of record of the Company's common stock. The Company did not pay dividends on its common stock in 1995 or 1994 and does not anticipate paying dividends in 1996. The Transfer Agent of the Company's common stock is Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016.

          (THE BALANCE OF THIS PAGE IS INTENTIONALLY BLANK)

Item 6.
-------
                            SELECTED FINANCIAL DATA
                            -----------------------

                            SPECTEX INDUSTRIES, INC.
                      FIVE YEARS ENDED DECEMBER 31, 1995
                      ----------------------------------

                        1995        1994         1993          1992          1991
                        ----        ----         ----          ----          ----
Revenues             $34,696,815  $33,252,671  $31,597,930   $30,847,659   $29,758,959

Income, Loss Be-       (45,885)       194,473      194,088      (620,444)      226,718
fore Extraordinary
items and Taxes

Net Income (loss)     (148,770)       57,833       380,094      (641,795)       58,195

Net Income (loss)        (.03)           0.01         0.08         (0.15)         0.01
per Share

Long term Debt         2,119,198    2,669,641     2,940,549     3,212,901     3,449,530

Book Value per              .88          0.91          0.90          0.85          1.00
Common Share

Total Assets          8,908,594     9,573,797     9,453,256     10,173,559    11,143,696

Weighted Average      4,338,520*    4,338,520     4,388,520      4,138,520     4,138,520
Numbers of Shares

**
     *  Includes outstanding common stock and treasury shares.
     ** No cash Dividends paid in any of the above years.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Conditions and Results of Operations
          ------------------------------------

Liquidity and Capital Resources
-------------------------------

      Liquidity is the Company's ability to generate, internally and externally, the necessary cash resources to meet short-term and long-term business plan objectives. The Company relies upon its net earnings from operations as its primary source of cash, although it does employ cash reserves and short-term bank loans to provide additional liquidity. This is true for both the Company's knitwear segment and its dairy products segment. In 1995, the Company purchased virtually no new machinery as compared to 1994 when it purchased new machinery outright for approximately $314,379. Selling, general and administrative expenses as a percentage of sales remained, to a great extent, in line with the two previous years and, thus, had little effect on liquidity. The Company has entered into no material leases of machinery and equipment or any other off-balance sheet financing. Any additional purchases by the Company, however, are expected to be limited to the extent that they will not materially affect liquidity.

    The Company expects to continue to rely on cash and bank loans for its liquidity in 1996. while it has no formal commitment from its bank, the Company maintains a line of credit of up to $500,000 to provide additional liquidity for its knitwear segment. Interest is payable on loans made under such line at a rate of prime plus 1/2%.

     J&J has benefited from increasing liquidity from operations. Nevertheless, the 1988 purchase of its warehouse facility for $3,425,000, as well as continuing purchases of trucks and machinery will continue to have an impact upon liquidity in 1995. J&J's IDA bond financing, which is described under Item 2, Properties, above, has contributed additional capital to enable J&J to acquire its new premises, purchase additional equipment and expand its operations. Accordingly, J&J also expects to rely upon cash reserves and bank financing for additional cash resources. While it has no formal commitment from its bank J&J expects that it will be able to borrow up to $500,000, as necessary, to provide additional liquidity.

    By converting in 1991, a portion of the Registrant's cash reserves into a long-term investment, the Registrant's investment of $635,000 in a real estate development corporation, as described under Item 13, Certain Relationships and Related Transactions, had the effect of reducing the Registrant's liquidity. Management believes, however, that loss resulting from such investment will not have a material adverse effect on the Registrant's liquidity in  view of its
anticipated cash needs and current capital resources.      The Registrant is not
aware of any trends, demands, commitments, events or uncertainties which would materially affect the liquidity of the Company or J&J. However, a general increase in interest rates in 1996 would increase J&J's interest expense on its IDA financing, since such is computed at a variable rate.

    Consolidated revenues of the Registrant increased by approximately $1,444,144 in 1995 as compared to 1994 and by approximately $1,654,741 in 1994 as compared to 1993, and by approximately $750,000 in 1993 as compared to 1992. The increase in revenues in 1995 was solely attributable to an increase in revenues of the Company's dairy segment to $30,294,695 in 1995 from $28,361,000 in 1994, or an increase of $1,933,695 (6%).
The major factor in the 1995 increase in sales was the increase in dairy sales to local customers. The Company's revenues from its apparel business decrease in 1995 to $4,402,120 from $4,891,548 in 1994 which resulted in a net operating loss for this segment in 1995 of $156,874.

    The Company's operating profit before provision for the 1992 investment loss of $635,000, taxes, interest expense and minority interest decreased by $184,593 in 1995 as compared to 1994. The Company's operating profit before provision for the 1992 investment loss of $635,000, taxes, interest expense and minority interest decreased by $37,445 in 1994 as compared to 1993, and increased by approximately $258,973 in 1993 as compared to 1992. The 1995 decrease was attributable to a $156,874 loss in the operation of the garment segment before minority interest, taxes and interest expenses. The 1994 decrease was attributable to a $52,899 decrease in the operating profit of the garment segment before minority interest, taxes and interest expenses. The 1993 increase was attributable to $218,468 increase in the operating profit in the dairy segment before minority interest, taxes and interest expenses.

    As a result of competing in two highly competitive businesses, the Registrant's operating margins are low. The interest rates on both the Company's and J&J's debt are variable, and thus a general increase in interest rates in 1996 would increase the Registrant's overall interest expense. The Company anticipates that in 1996 sales of its knitwear segment will remain constant or slightly decrease and sales of its dairy products segment will increase.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------
            FINANCIAL STATEMENTS AND EXHIBITS FILED

                                                      Accountants'
                                                      Report Pages
                                                      ------------
(1) Index to Financial Statements and
    Schedules                                             2

(2) Report of Independent Certified Public
    Accountants                                           3

(3) Consolidated Balance Sheet - Two Years Ended
    December 31, 1994 and December 31, 1993               4

(4) Consolidated Statements of Income - Three
    Years Ended December 31 1995,
    December 31, 1994, and December 31, 1993              5

(5) Consolidated Statements of Changes in
    stockholders' Equity -- Three Years
    Ended December 31, 1995, December 31, 1994,
    and December 31, 1993                                 6

(6) Consolidated Statements of Cash Flow --
    Three Years ended December 31, 1995,
    December 31, 1994, and December 31, 1993              7

(7) Notes to consolidated Financial statements            8-16

(8) Schedules

    I   -   Marketable Securities                         17

    II  -   Amounts due from (to) Directors, Officers
            and Principal Holders of Equity
            Securities other than Affiliates              18
    v   -   Property, Plant and Equipment-
              Consolidated                                19

    VI  -   Accumulated Depreciation and
            Amortization of Plant, Property and
            Equipment-Consolidated                        20

    VIII-   Valuation of Qualifying Accounts
              and Reserves                                21

    X   -   Supplementary Profit and Loss
            Information                                   22


          All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable. The report of the Company's independent certified public accountants and the consolidated statements are filed as part of this report.

Item 9.  Changes in and Disagreements with Accountants and
-------  -------------------------------------------------
          Accounting Financial Disclosure.
          --------------------------------

          None.

                            SPECTEX INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                 ANNUAL REPORT

                               DECEMBER 31, 1995

                            SPECTEX INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                FORM 10-K ITEM 8
                   Index to Financial Statements and Exhibits

                                                                  Page

(1)  Report of Independent Certified Public Accountants             3

(2)  Consolidated Balance Sheets                                    4

(3)  Consolidated Statements of Operations                          5

(4)  Consolidated Statements of Changes in Stockholders' Equity     6

(5)  Consolidated Statements of Cash Flows                          7

(6)  Notes to Consolidated Financial Statements                     8-16

(7)  Schedules:
         I-Marketable Securities & Other Investments                17

        II-Amounts due from Directors, Officers and
           Principal Holders of Equity Securities other
           than Affiliates                                          18

         V-Property, Plant, and Equipment                           19

        VI-Accumulated Depreciation and Amortization of
           Property, Plant and Equipment                            20

      VIII-Valuation of Qualifying Accounts & Reserves              21

         X-Supplementary Income Statement Information               22


All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements, or in notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To The Board of Directors & Stockholders
Spectex Industries, Inc.
Brooklyn, New York  11215


We have audited the accompanying consolidated balance sheets of Spectex Industries, Inc. & Subsidiaries (the "Company") as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 1995. Our audit also includes the financial statement schedules listed in the foregoing index for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of their operations and their cash flows, for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


                                    SCHWARTZ & COMPANY
                                    Certified Public Accountants
New York, New York
March 15, 1996

*See note on next page

Except for note 12(b)
which is dated July 17, 1996

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

  ASSETS
  ------                                                   1995         1994
Current Assets:                                         ----------   ----------
  Cash                                                  $  785,764   $  873,371
  Accounts receivable                                    1,669,718    1,686,481
  Other receivables                                         11,036       36,175
  Inventory                                              1,667,018    1,772,697
  Prepaid expenses                                          65,278       49,557
  Mortgages receivable                                     153,540      144,845
  Marketable securities                                    218,928       96,979
                                                        ----------   ----------
                                                        ----------   ----------
                                                        ----------   ----------

Other Assets:
  Loan receivable from shareholder                         292,366      304,815
  Deferred taxes                                           119,576      111,677
  Deferred charges-net of accumulated
    amortization, $323,559 in 1995; $285,539 in 1994       169,548      207,568
                                                        ----------   ----------
                                                        ----------   ----------

          Total Assets                                  $8,908,594   $9,573,797
                                                        ==========   ==========

   LIABILITIES & STOCKHOLDERS' EQUITY
   ----------------------------------
Current Liabilities:
  Accounts payable-trade                                $1,275,792   $1,515,995
  Accrued expenses                                         166,162      169,248
  Income taxes payable                                     229,204      242,602
                                                        ----------   ----------
                                                        ----------   ----------
Long-term debt, notes payable-less current
                                                        ----------   ----------
                                                        ----------   ----------

Stockholders' Equity:
  Common stock-$.01 par value-authorized 5,000,000
    shares and 4,338,520 shares issued                      43,383       43,383
  Capital in excess of par                                 846,660      846,660
  Retained earnings                                      2,941,243    3,090,013

                                                        ----------   ----------
          Total                                          3,831,286    3,980,056
  Less: Treasury stock 87,940
    shares at cost                                         (20,467)     (20,467)

                                                        ----------   ----------

          Net Stockholders' Equity                       3,810,819    3,959,589

                                                        ----------   ----------

          Total                                         $8,908,594   $9,573,797
                                                        ==========   ==========

See Notes to Consolidated Financial Statements.

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE YEARS ENDED DECEMBER 31,


                                                    1995          1994          1993
                                                ------------  ------------  ------------
Revenues                                        $34,696,815   $33,252,671   $31,597,930
                                                -----------   -----------   -----------
Cost of Goods Sold:
  Inventory-beginning                             1,772,697     1,138,367     1,599,627
  Purchases                                      29,380,606    28,538,774    26,020,883
  Labor                                           2,209,971     2,157,023     1,929,628
  Factory overhead                                  906,850       856,876       934,285
                                                -----------   -----------   -----------
        Total                                    34,270,124    32,691,040    30,484,423

Less: Inventory-end                               1,667,018     1,772,697     1,138,367
                                                -----------   -----------   -----------
        Cost of Goods Sold                       32,603,106    30,918,343    29,346,056
                                                -----------   -----------   -----------
        Gross Profit                              2,093,709     2,334,328     2,251,874

Selling, general and
  administrative expenses                         1,992,568     1,874,383     1,830,279
                                                -----------   -----------   -----------
        Income from Operations                      101,141       459,945       421,595

Interest expense                                   (179,814)     (343,486)     (173,857)
Investment income or (loss)                          65,455        89,143       (34,011)
Interest income from shareholder                     18,637        20,738        19,687
                                                -----------   -----------   -----------
        Income before income taxes
          taxes, and minority
          interest participation                      5,419       226,340       233,414

Minority interest participation in
  operations of subsidiaries                         51,304        31,867        39,326
                                                -----------   -----------   -----------
        Income (Loss) before provision
          for income tax (or benefit)               (45,885)      194,473       194,088

Provision for income tax (or benefit)
  - current                                         110,783       136,640       (63,323)
Provision for income tax (or benefit)
  - deferred                                         (7,898)          -0-       (71,565)
                                                -----------   -----------   -----------
        (Loss) Income before cumulative
          effect of the adoption of
          FASB-109                                 (148,770)       57,833       328,976
Cumulative effect of application of     19
  FASB-109                                              -0-           -0-       (51,118)
                                                -----------   -----------   -----------
       Net (loss) income transferred to
         Retained Earnings                      $  (148,770)  $    57,833   $   380,094
                                                ===========   ===========   ===========

Earnings or (Loss) per share before
  cumulative effect of FASB-109 adoption              $(.03)         $.01          $.08
                                                ===========   ===========   ===========
Earnings or (Loss) per share on
  net income                                          $(.03)         $.01          $.09
                                                ===========   ===========   ===========
Dividends                                       $       -0-   $       -0-   $       -0-
                                                ===========   ===========   ===========
Weighted average number of shares
  outstanding used in determining

  earnings per share                              4,250,580     4,250,580     4,250,580
                                                ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1995

                                        Treasury
                                         stock      Additional                   Total
                             Capital    at cost      Paid-in     Retained    Stockholders'
                              Stock   (87,940 shs)   Capital     Earnings        Equity
                             -------  ------------  ----------  -----------  --------------

BALANCE-December 31, 1992    $43,383     $(20,467)    $846,660  $2,652,086      $3,521,662

   Plus: Net Income-1993         -0-          -0-          -0-     380,094         380,094
                             -------     --------     --------  ----------      ----------

BALANCE-December 31, 1993     43,383      (20,467)     846,660   3,032,180       3,901,756

   Plus: Net Income-1994         -0-          -0-          -0-      57,833          57,833
                             -------     --------     --------  ----------      ----------

BALANCE-December 31, 1994     43,383      (20,467)     846,660   3,090,013       3,959,589

   Less: Net Loss-1995           -0-          -0-          -0-    (148,770)       (148,770)
                             -------     --------     --------  ----------      ----------

BALANCE-December 31, 1995    $43,383     $(20,467)    $846,660  $2,941,243      $3,810,819
                             =======     ========     ========  ==========      ==========



See Notes to Consolidated Financial Statements.

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,

                                                          1995         1994         1993
                                                       -----------  -----------  -----------
Cash Flows From Operating Activities:
  Net (Loss) Income                                    $(148,77 0)  $   57,833   $  380,094
  Adjustments to reconcile net income to
    net cash from operating activities:
      Minority interest in participation
        of subsidiary                                      51,304       31,867       39,326
      Write down of investment in                               0          148        1,758
       securities
      Depreciation & amortization                         390,948      386,960      409,975
      Deferred income taxes                                (7,899)      51,298    (122,683 )
      Deferred credit amortization                            -0-      (47,523)     (69,192)
      Loss on sale of building                             60,300          -0-          -0-

Changes in Operating Assets and
 Liabilities:
      Decrease in accounts receivable                      16,763      277,888      668,736
      Decrease (Increase) in inventory                    105,679    (634,330 )     461,260
      (Increase) Decrease in prepaid                      (18,721)      23,088       14,457
       expenses
      (Decrease) Increase in accounts                   (240,203 )     216,701    (724,847 )
       payable
      Increase (Decrease) in accrued
       expenses
        and taxes payable                                  41,414       53,852       (9,835)
      (Decrease) Increase in income taxes                 (57,898)      41,338      (75,599)
       payable
                                                       ----------   ----------   ----------
           Net Cash Provided by Operating
             Activities                                   192,917      459,120      973,450
                                                       ----------   ----------   ----------

Cash Flows From Investing Activities:
      Investment in securities                          (100,000 )     (95,051)         -0-
      Investment in mortgage note                             -0-          -0-    (240,000 )
      Decrease (Increase) in investment
       of
        affiliate                                             -0-      105,559      (55,757)
      Purchase of fixed assets                            (18,937)   (314,379 )     (97,223)
      Decrease (Increase) in other                         37,588      (56,990)      94,826
       receivables
      Proceeds from mortgage receivables                   83,845      156,351      100,000
      Proceeds from sale of building                       43,049          -0-          -0-

                                                       ----------   ----------   ----------
           Net Cash Used in Investing                      45,545    (204,510 )   (198,154 )
            Activities
                                                       ----------   ----------   ----------

Cash Flows From Financing Activities:
      Principal payments on IDA loan
        (J&J building)                                  (150,000 )   (162,500 )   (137,500 )
      Principal payments on IDA loan
        (505 Carroll Street)                            (106,680 )   (106,679 )   (106,678 )
      Payments of mortgage debt                           (13,049)      (9,435)      (8,625)
      Principal payments on auto &
       equipment
        loans                                             (56,340)      (4,913)      (7,447)
                                                       ----------   ----------   ----------
           Net Cash Used in Financing                   (326,069 )   (283,527 )   (260,250 )
            Activities
                                                       ----------   ----------   ----------
           Net (Decrease) Increase in                     (87,607)     (28,917)     515,046
            Cash

Cash, beginning of year                                   873,371      902,288      387,242
                                                       ----------   ----------   ----------

Cash, end of year                                      $  785,764   $  873,371   $  902,288

------------------------

Supplemental Cash Flow Information:
i.   Cash paid during current year for interest        $  181,487   $  183,811   $ 166,414
                                                       ==========   ==========   =========

ii.  Cash paid during current year for income taxes    $  111,833   $   45,518   $  29,904
                                                       ==========   ==========   =========

iii. Obligation of $15,020 incurred upon the purchase of a new vehicle in 1995.
iv. A note receivable in amount of $43,000 was received upon sale of a building in 1995.
See Notes to Consolidated Financial Statements.

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

NOTE A - THE COMPANY'S BUSINESSES:
---------------------------------

The Company operates the following businesses: (1) the apparel manufacturing (mostly sweaters) business, (the Company manufactures and sells mens and ladies sweaters to various chain stores throughout the country), and (2) the distribution of wholesale dairy products to several hundred retail stores and other wholesalers within the greater New York City area.

NOTE B - ACCOUNTING POLICIES:
----------------------------

(1)  Fiscal Year - The consolidated company's fiscal year ends on December 31
     -----------
     for financial reporting purposes. Spectex reports on June 30 year end for tax purposes; the subsidiaries have various tax fiscal year ends. Each company files its own separate tax return.

(2)  Principles of Consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     These financial statements include the assets, liabilities and operations of the partnership that owns the building in which Spectex operates (See
     Note 12).

(3)  Inventory - Inventories are stated at the lower of cost or market.  Raw
     ---------
     materials are valued generally at average cost; work-in-process and finished goods are valued generally on a first-in, first-out basis.

(4)  Investments
     -----------

     Investments are carried at cost, which approximates market. Investments consist primarily of US Government securities, and money market funds. The Company considers all highly liquid investments with original maturities of three months or less, to be cash equivalents.

(5)  Property, Plant & Equipment and Depreciation - Property, plant and
     --------------------------------------------
     equipment are shown at cost net of accumulated depreciation and amortization. Depreciation and amortization of property, plant and equipment are computed on the straight-line or accelerated methods, based upon various useful lives.

(6)  Revenue Recognition - The Company recognizes revenue at the time title to
     -------------------
     the goods sold, passes to the customer.

(7)  Reclassification:  Certain items in the 1994 balance sheet have been
     ----------------
     reclassified to conform with the 1995 presentation.

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

NOTE 1 - PRINCIPLES OF CONSOLIDATION:  The financial statements include the
------------------------------------
accounts of Spectex Industries, Inc. A/K/A J.A. Knitting Mills and its subsidiaries, (a) Special Studies Development Corp., (b) Perfect Knitting Mills Inc., and (c) J&J Farms Creamery, Inc. All significant intercompany transactions and balances have been eliminated in the consolidation.


NOTE 2 - ACCOUNTS RECEIVABLE:  Accounts receivable are shown net of allowances
----------------------------
for doubtful accounts of $ -0- for December 31, 1995 and 1994.


NOTE 3 - RELATED PARTY RECEIVABLES:  At December 31, 1995 and 1994, the Company
----------------------------------
had receivables from its President and former shareholder of $292,366 and $304,815, respectively. These amounts are due on demand and bear interest of 8% per annum.

NOTE 4 - INVENTORY:  Inventory represents products owned by J.A. Knitting Mills,
------------------
consisting of yarns, fabrics, trimming and finished goods manufactured by the Company, and the dairy products of J&J Farms Creamery. Inventories were generally priced at lower of cost or market on a first-in-first-out basis and are classified as follows:

                                  1995        1994
                               ----------  ----------
     Raw materials             $  398,296  $  399,954
     Supplies                      95,172      98,986
     Work in Process              162,326     123,182
     Finished apparel goods        85,438     219,395
     Dairy products               925,786     931,180
                               ----------  ----------

          Totals               $1,667,018  $1,772,697
                               ==========  ==========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT: Depreciation is provided either on the
--------------------------------------
straight line or accelerated methods. Fixed assets shown at cost, are as follows:

                                         1995        1994
                                      ----------  ----------
    Land, building & improvements     $4,747,415  $4,926,670
    Furniture & fixtures                 186,485     177,993
    Automobiles & delivery
      equipment                          271,782     246,317
    Machinery & equipment              1,633,643   1,633,643
                                      ----------  ----------
         Totals                        6,839,325   6,984,623

    Less: Accumulated depreciation     3,172,767   2,833,795
                                      ----------  ----------
         Net Book Value               $3,666,558  $4,150,828
                                      ==========  ==========


NOTE 6 - MORTGAGE RECEIVABLE:  On June 1, 1988 the Company loaned money to an
----------------------------
unrelated party as a mortgage receivable of $510,000 with interest at 12% per annum; of this amount $449,000 has been repaid. The note has been revised to reflect a balance of $61,000, which is due in 1996.

In 1993 J&J Farms Creamery, Inc. loaned money to an unrelated party as a mortgage receivable of $240,000, payable at the rate of 10% per annum fully amortized over a five year period. The balance due on this loan at December 31, 1995 was $138,804.

In May 1995 the dairy segment sold a building, which it had acquired in 1993 as payment for an outstanding accounts receivable. The building was sold for $105,000, of which $43,000 was received as a mortgage receivable due in May 1996.

NOTE 7 - DEFERRED CHARGES:
-------------------------

a) Deferred Charges includes covenants not to compete and the balance of unamortized mortgage refinancing costs in connection with the NYC Industrial Development Agency financings (Note 12), which are being amortized over their respective terms.

b) $79,284 of deferred income taxes represents taxes that would have been incurred or will reasonably be expected to be incurred in the next two years (FASB 109) had the Company not had available net operating loss carryforwards. At June 30, 1995 the Company has a net operating loss carryforward of approximately $182,519 for federal income tax purposes. If not offset against taxable income, the tax basis net operating loss carryforward will expire in 2009. $40,292 of deferred income taxes represents differences due to non-used capital losses in the amount of $126,653, which are being carried forward for federal income tax purposes.

     The cumulative effect of the adoption of FASB-109 as of January 1, 1993 is reflected in the Statement of Operations for that year.

NOTE 8 - ACCRUED EXPENSES:
-------------------------
Included hereunder are the following:

                                                1995        1994
                                              --------  --------
   Interest                                   $127,878  $114,344
   Commissions                                  14,392       -0-
   Payroll related taxes                        18,581    30,093

   Other expenses                                5,311      24,811
                                              --------  ----------
    Total                                     $166,162  $  169,248
                                              ========  ==========


NOTE 9 - NOTES PAYABLE:
------------------------------------------

      as at December 31, 1995
------------------------------------------

                                            Current     Long-Term
                                            Maturities  Debt        Total
                                            ----------  ----------  ----------
Notes payable-secured by auto and
  equipment                                   $  3,405  $    8,955  $   12,360
Notes payable to minority share-
 holders of J&J Farms Creamery, Inc.
 (due 6/30/08)-unsecured (Note (c))                -0-     200,000     200,000
Notes payable to NYC Industrial
 Development Agency (Note (a))                 106,680     530,243     636,923
Notes payable to NYC Industrial
 Development Agency (Note (b))                 450,000   1,380,000   1,830,000
                                              --------  ----------  ----------
    Totals                                    $560,085  $2,119,198  $2,679,283
                                              ========  ==========  ==========

                                                  as at December 31, 1994
                                              --------------------------------

                                            Current     Long-Term
                                            Maturities  Debt        Total
                                            ----------  ----------  --------
Mortgage payable on property acquired in
  recovery of an account receivable           $ 10,319  $  2,730    $   13,049
Notes payable-secured by auto and
  equipment                                     53,681         -0-      53,681
Notes payable to minority share-
 holders of J&J Farms Creamery, Inc.
 (due 6/30/08)-unsecured (Note (c))                -0-     200,000     200,000
Notes payable to NYC Industrial
 Development Agency (Note (a))                 106,692     636,911     743,603
Notes payable to NYC Industrial
 Development Agency (Note (b))                 150,000   1,830,000   1,980,000
                                              --------  ----------  ----------
    Totals                                    $320,692  $2,669,641  $2,990,333
                                              ========  ==========  ==========

Note:  (a)  Notes payable to the New York City

               Industrial Development Agency are scheduled to be repaid over a 15 year term with monthly principal payments of $8,890 plus interest at 75% of the bank's floating prime rate (Note 12).

     (b) Notes payable to the New York City Industrial Development Agency are scheduled to be repaid over a twenty year term with monthly principal payments of $12,500 plus interest at floating rates (Note 12(b)).

NOTE 9 - NOTES PAYABLE: (cont'd.)
----------------------

     (c)  The notes payable to minority shareholders are non-interest bearing.

     (d) Annual maturities of long-term debt for the next five years is as follows:

               1996    $560,091
               1997    $260,443
               1998    $260,831
               1999    $258,534
               2000    $256,680


NOTE 10 - MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES:  Four and one-half
------------------------------------------------------
percent of Special Studies Development Corp. and forty-nine percent of J&J Farms Creamery, Inc. are owned by stockholders other than the parent company. The Stockholders' Equity of those companies applicable to minority shareholders were as follows at December 31,

     Subsidiaries                           1995      1994
     ------------                         --------  --------
     Special Studies Development Corp.    $  4,659  $  6,106
     J & J Farms Creamery, Inc.            742,675   689,924
                                          --------  --------

               Total                      $747,334  $696,030
                                          ========  ========


NOTE 11 - LOAN RECEIVABLE FROM MME POWER ENTERPRISES, INC.:  In 1990 the Company
----------------------------------------------------------
advanced $635,000 to MME Power Enterprises, Inc., which was developing residential real estate in Peekskill, New York. The former shareholder and current President of Spectex Industries, Inc. owns 25% of MME Power Enterprises, Inc. The loan was due to be paid May 1, 1995.

At December 31, 1992 this loan was deemed uncollectible since MME Power Enterprises, Inc. developed serious financial difficulties, resulting in its bank "calling" the loan, which MME was unable to pay. The difficulties arose from the bankruptcy of the general contractor of the real estate project. In 1993 MME Power Enterprises, Inc. filed for Chapter XI protection under provisions of the US Bankruptcy Code.

NOTE 12 - COMMITMENTS, CONTINGENCIES & RELATED MATTERS:
------------------------------------------------------

(a) Spectex Industries' apparel plant and premises are "owned" by an affiliate, 505 Carroll Street Realty Co., which is a partnership composed of the principal stockholders of Spectex Industries, Inc. In December 1986 the affiliate completed arrangements with the New York City Industrial Development Agency (IDA) to finance (through the sale of bonds of $1,600,000), the acquisition of additional parts of the property previously not owned, and to add certain improvements to the premises and to purchase equipment. These fixed assets are pledged to the NYC IDA as collateral for the loan. The bonds are to be repaid over a 15 year term (terminating
     2001), with interest at 75% of the bank's floating prime rate.

     Spectex is guarantor of the bonds. On the financial statements of Spectex Industries, Inc. the transaction is reflected as a capitalized lease-purchase. This is in accordance with a Securities and Exchange Commission directive which requires the IDA debt to be reflected on the financial statements of the operating entity. The building and the equipment are being depreciated using the straight line method, over 15 years and 7 year periods, respectively.

(b)  1.   The acquisition of the J&J Farms Creamery building in 1986 was financed through the sale of bonds issued by the New York City Industrial Development Agency in the amount of $3,000,000 with a letter of credit issued by ABN Amro Bank N.V.. The transaction is reflected as a capitalized lease-purchase on the books of the Company. The mortgage liability is payable (in monthly installments over 20 years - terminating 2006) to the Bank of New York, as trustee, with flexible rates of interest recomputed weekly, based on rates of similar instruments. Spectex Industries, Inc. as parent, is a guarantor of the bonds.

     2. The mortgage liability has certain financial covenants including current ratio, working capital, debt/equity ratio and a limit on capital expenditures. At December 31, 1994 J&J Farm was in violation of the working

NOTE 12 - COMMITMENTS, CONTINGENCIES & RELATED MATTERS: (cont'd.)
------------------------------------------------------

          capital and capital expenditure covenants (1994 only) of the IDA agreement. These violations were waived by the participating bank in a letter dated April 4, 1995. Therefore, the debt was reflected as non-current in the financial statements.

     3. On July 16, 1996 the ABN Amro Bank N.V. agreed to waive the non-compliance at December 31, 1995 of certain covenants by J&J Farms Creamery, Inc. contained in its agreement with the Industrial Development Agency.

     4. In order to obtain the waiver, J&J Farms agreed to pay certain fees and to pay down the debt by $300,000 as soon as possible. This has not been completed as of the date of this statement.

     5. The principal non-compliance issue occurred when Michael Oberlander, a personal guarantor of the IDA debt, pledged his shares of stock in Spectex Industries, Inc. to guarantee a personal loan. Michael Oberlander subsequently sold his shares in the Company to pay part of this personal debt. This constituted a violation of a covenant in the IDA loan agreement.

(c) The Company's garment division banks at Bank Leumi and its dairy division banks primarily at Chemical Bank. Pursuant to FASB 105 it is noted that the FDIC insures these separate accounts up to $100,000 each. Amounts in excess of $100,000 are not insured.


(d) Spectex's income tax returns for 1976 have been adjusted based on the final outcome of an Internal Revenue Service audit of a non-affiliated partnership investment. The federal and state tax adjustment amounted to $44,496; the accrued interest amounted to $175,504, and was reflected in 1994.

NOTE 13 - PROVISION FOR INCOME TAXES:
------------------------------------

a)   A recapitulation of provision for income taxes is given below:

                                              1995       1994        1993
                                            ---------  ---------  ----------

      Income before income taxes            $148,770   $194,473   $ 194,088
                                            ========   ========   =========

      Income taxes:
         Federal income tax, or (credit)    $ 50,582   $ 66,121   $ (65,990)

         Surtax exemption                        -0-    ( 7,027)        -0-

         Deferred tax benefit                 (7,898)       -0-     (52,251)

         N.Y.S. Corp. tax, net
          of federal tax benefit              29,276     15,839   (   7,458)

         N.Y.C. Corp. tax, net of
          federal tax benefit                 30,925     17,211   (   9,189)

         Tax audit adjustment-Note 12(e)         -0-     44,496         -0-
                                            --------   --------   ---------
                   Total Income Tax
                    (or Benefit)            $102,885   $136,640   $(134,888)
                                            ========   ========   =========

b) Following is a reconciliation of the Federal Statutory income tax rate to the total effective tax rates:

     Federal Statutory income tax rate      34.0%   34.0%    (34.0%)

     Increase (reduction) in tax rates
      resulting from:

          Surtax exemption                   -0-    (3.6%)     -0-

          Deferred tax benefit              (5.3%)   -0-     (26.9%)

          State & City income taxes,
           net of federal tax benefits      40.5%   17.0%    ( 8.6%)

          Tax audit adjustment                 0%   22.9%        0%
                                           -----    ----    ------

          Total Effective Tax Rates        $69.2%   70.3%   (69.5%)
                                           =====    ====    ======

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED DECEMBER 31,

NOTE 16 - INDUSTRY SEGMENTS & CONCENTRATION:
-------------------------------------------

                                            1995                                    1994
                             --------------------------------------  -------------------------------------
                               Apparel       Dairy     Consolidated   Apparel       Dairy     Consolidated
                             -----------  -----------  ------------  ----------  -----------  ------------
Revenues                     $4,402,120   $30,294,695   $34,696,815  $4,891,548  $28,361,123   $33,252,671
                             ==========   ===========  ============  ==========  ===========  ============

Operating
 profit (loss) before
 minority interests,
 interest expense &
 income taxes                $ (156,874)  $   342,107   $   185,233  $  139,585  $   230,241   $   369,826
                             ==========   ===========  ============  ==========  ===========  ============

Approximate
 identifiable
 assets                      $4,000,000   $ 5,000,000   $ 9,000,000  $4,000,000  $ 5,000,000   $ 9,000,000
                             ==========   ===========  ============  ==========  ===========  ============

Depreciation                 $  256,441   $    96,486   $   352,927  $  248,319  $   100,621   $   348,940
                             ==========   ===========  ============  ==========  ===========   ===========


Capital
  expenditures               $   31,230   $     2,727   $    33,957  $  253,997  $   110,382   $   364,379
                             ==========   ===========   ===========  ==========  ===========   ===========

                                            1995
                             --------------------------------------
                               Apparel       Dairy     Consolidated
                             -----------  -----------  ------------
Revenues                     $5,686,266   $25,911,664  $31,597,930
                             ==========   ===========  ===========
Operating
 profit (loss) before
 minority interests,
 interest expense &
 income taxes                $   192,484  $   214,787  $    407,271
                             ===========  ===========  ============

Approximate
 identifiable
 assets                      $ 4,000,000  $ 5,000,000  $  9,000,000
                             ==========   ===========  ============

Depreciation                 $   277,390  $    94,565  $    371,955
                             ===========  ===========  ============

Capital
  expenditures              $     57,709  $    39,514  $     97,223
                            ============  ===========  ============

The Company has no foreign operaions. Most of the Company's apparel sales are with customers located in the eastern section of the United States. The dairy industry segment had no sales to any single customer totalling more than 10% of sales of that segment during 1995, 1994, or 1993. Al dairy sales are in the metropolitan New York City area. 10% to any customer are as follows:


                                1995             1994              1993
                          ----------------  ---------------  ----------------
     Avon                 $    N/A          $ 687,541 (14%)  $    N/A
     Norton McNaughton    $1,224,770 (28%)    842,175 (17%)  $2,592,680 (46%)
     Bedford Fair         $  696,027 (16%)  $ 735,361 (15%)  $  802,144 (14%)
     R&R Uniform          $    N/A          $     N/A        $  588,055 (10%)

     Decorp.              $  447,636 (10%)  $     N/A        $     N/A
     Donnkenny            $  463,871 (11%)  $     N/A        $     N/A

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                       SCHEDULE I - MARKETABLE SECURITIES
                         THREE YEARS ENDED DECEMBER 31,

Cost                Market
Name of Issuer     of Issue   Value
-----------------  --------  --------

1995-
 United States
  Treasury Bill    $195,051  $225,433

 Silver Screen
  Partnership         5,000     2,185
                   --------  --------
                   $200,051  $227 618
                   ========  ========
-------------------------------------
1994-
 United States
  Treasury Bill    $ 95,051  $ 97,382

 Silver Screen
  Partnership         5,000     1,928
                   --------  --------
                   $100,051  $ 99 310
                   ========  ========
-------------------------------------

1993-
 Silver Screen
  Partnership      $  5,000  $  2,076
                   ========  ========

                    SPECTEX INDUSTRIES, INC. & SUBSIDIARIES
             SCHEDULE II - AMOUNTS DUE FROM DIRECTORS, OFFICERS AND
         PRINCIPAL HOLDERS OF EQUITY SECURITIES - OTHER THAN AFFILIATES
                         THREE YEARS ENDED DECEMBER 31,

-----------------------------------------------------------------------
                   Balances
                  receivable                                   Balance
at                 Amounts    receivable
Name of                 beginning                  written    at close
Debtor            of period   Additions    off   Collections  of period
----------------  ----------  ----------  -----  -----------  ---------

1995

Michael
Oberlander (1)      $304,815     $47,551   $-0-      $60,000   $292,366
                  ==========  ==========  =====  ===========  =========

-----------------------------------------------------------------------

1994

Michael
Oberlander (1)      $262,503     $42,312   $-0-      $   -0-   $304,815
                  ==========  ==========  =====  ===========  =========

================================================================================

1993

Michael
Oberlander (1)    $224,064   $235,000  $  -0-   $196,561  $262,503
                  ========   ========  =======  ========  ========

================================================================================


(1)  President of Spectex Industries, Inc. and formerly a shareholder.

                    SPECTEX INDUSTRIES, INC. & SUBSIDIARIES
                    SCHEDULE V - PROPERTY, PLANT & EQUIPMENT
                         THREE YEARS ENDED DECEMBER 31,





                                 Balance at                                 Balance
                                 beginning    Additions   Retirements or    at close
                                 of period     at cost         sales       of period
                                ------------  ----------  ---------------  ----------
      1995
------------------------------
Furniture and fixtures            $  177,993  $    8,492                   $  186,485
Buildings & improvements                       4,198,944       $(179,255)   4,019,689
Land                               727,726           -0-                      727,726
Automobile and delivery
  equipment                          246,317      25,465                      271,782
Machinery and equipment                        1,633,643             -0-    1,633,643
                                  ----------                   ---------   ----------
     Totals                       $6,984,623  $   33,957       $(179,255)  $6,839,325
                                  ==========  ==========       =========   ==========
-------------------------------------------------------------------------------------
      1994
------------------------------
Furniture and fixtures            $  257,376  $   10,932       $( 87,823)  $  177,993
Buildings & improvements           4,127,683      70,750        (  1,981)   4,198,944
Land                               727,726           -0-             -0-      727,726
Automobile and delivery
  equipment                          248,538      50,000        ( 52,221)     246,317
Machinery and equipment            1,406,096     232,697        (  5,150)   1,633,643
                                  ----------  ----------       ---------   ----------
     Totals                       $6,767,419  $  364,379       $(147,175)  $6,984,623
                                  ==========  ==========       =========   ==========
-------------------------------------------------------------------------------------
      1993
------------------------------
Furniture and fixtures            $  316,554  $    2,492       $( 61,670)  $  257,376
Building and improvements          4,160,333         -0-        ( 32,650)   4,127,683
Land                               727,726           -0-             -0-      727,726
Automobile and delivery
  equipment                          226,883      39,514        ( 17,859)     248,538
Machinery and equipment            1,889,654      55,217       $(538,775)   1,406,096
                                  ----------  ----------       ---------   ----------
     Totals                       $7,321,150  $   97,223       $(650,954)  $6,767,419
                                  ==========  ==========       =========   ==========

================================================================================

                    SPECTEX INDUSTRIES, INC. & SUBSIDIARIES
  SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT &
                                   EQUIPMENT
                         THREE YEARS ENDED DECEMBER 31,


                                 Balance at                                 Balance
                                 beginning                 Retirements or    at close
                                 of period   Depreciation       sales       of period
                                 ----------  ------------  ---------------  ----------

      1995
-------------------------------
Furniture and fixtures           $  106,636      $ 11,681                   $  118,317
Building & improvements             711,334       104,959       $ (13,956)     802,337
Automobile and delivery
  equipment                         134,950        28,452                      163,402
Machinery and equipment                         1,880,875         207 836    2,088,711
                                 ----------                     ---------   ----------
     Totals                      $2,833,795      $352,928                   $3,172,767
                                 ==========      ========                   ==========
--------------------------------------------------------------------------------------

      1994
-------------------------------
Furniture and fixtures           $  183,758      $ 10,701       $( 87,823)  $  106,636
Land, building & improvements       608,242       105,173        (  1,981)     711,334
Automobile and delivery
  equipment                         157,392        29,779        ( 52,221)     134,950
Machinery and equipment           1,682,638       203,388        (  5,150)   1,880,875
                                 ----------      --------       ---------   ----------
     Totals                      $2,632,030      $348,940       $(147,175)  $2,833,795
                                 ==========      ========       =========   ==========
--------------------------------------------------------------------------------------

      1993
-------------------------------
Furniture and fixtures           $  226,874      $ 18,554       $( 61,670)  $  183,758
Land and building                   534,698       106,194        ( 32,650)     608,242
Automobile and delivery
  equipment                         157,283        17,968        ( 17,859)     157,392
Machinery and equipment           1,992,174       229,239       $(538,775)   1,682,638
                                 ----------      --------       ---------   ----------
     Totals                      $2,911,029      $371,955       $(650,954)  $2,632,030
                                 ==========      ========       =========   ==========
--------------------------------------------------------------------------------------

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
               VIII-VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
                         THREE YEARS ENDED DECEMBER 31,

                         Balance at                  Balance at
                         beginning     Additions     close of
                         of period     (Deductions)  period
                         ----------    ------------  ----------


1995
----

Allowance for
 doubtful accounts        $   -0-      $    -0-      $  -0-
                          =======      ========      ======

Valuation allowance on
 marketable securities    $ 2,924      $    109      $2,815
                          =======      ========      ======

================================================================

1994
------------------------

Allowance for
 doubtful accounts        $   -0-      $    -0-      $  -0-
                          =======      ========      ======

Valuation allowance on
 marketable securities    $ 2,924      $    -0-      $2,924
                          =======      ========      ======

==============================================================

1993
------------------------

Allowance for
 doubtful accounts        $77,445      $(77,445)     $  -0-
                          =======      ========      ======

Valuation allowance on
 marketable securities    $ 1,166      $  1,758      $2,924
                          =======      ========      ======

================================================================================
                    SPECTEX INDUSTRIES, INC. & SUBSIDIARIES
               SCHEDULE X-SUPPLEMENTARY PROFIT & LOSS INFORMATION
                         THREE YEARS ENDED DECEMBER 31,

                        Charged
                        directly
                        to cost
                        of goods
                        sold or
                        operating   Charged to
                        expenses    other accounts  Total
                        ----------  --------------  -----

1995
------------------
Maintenance and
 repairs                  $175,265                  $175,265

Taxes other than
 income                   $304,435                  $304,435

--------------------------------------------

1994
------------------
Maintenance and
 repairs                  $130,894                  $130,894

Taxes other than
 income                   $255,605                  $255,605

--------------------------------------------

1993
------------------

Maintenance and
 repairs                  $120,277                  $120,277

Taxes other than
 income                   $245,797                  $245,797


                                    PART III
                                    --------

Item 10.   Directors and Executives Officers of the Registrant.
--------   ----------------------------------------------------

         (a) Directors.  The following is a list of each of the  Directors of
             ---------
the Company, and identifies each Director who is also an Executive Officer of the Company. The list indicates each Director's position with the Company and the period of time during which each has served as such.

          Directors are elected at the annual meeting of shareholders and serve until the next annual meeting of shareholders and until their successors are duly qualified and elected. There are no arrangements or understandings between any Director and any other person pursuant to which any Director was elected as such. Directors are not compensated for their services as Directors of the Company.

MICHAEL OBERLANDER
------------------

     Mr. Michael Oberlander is the President and Chief Executive officer of the Company. He is a founder of the Company and has been the Chief Executive officer and Director of the Company since its inception in 1972. He is 65 years of age. He is employed by the Company in various executive capacities, including sales, financial planning, designing, new product development and planning for business growth. He is the husband of Pearl Oberlander, a Director and Secretary of the Company, the father of Salamon Oberlander, a Director and Vice President of the Company, father-in-law of

Simon Friedman, Treasurer of the Company, and brother-in-law of Martin Rubenstein, a Director of the Company. In March of 1996, all of Michael Oberlander's stocks (1,707,450) of the Registrant were sold at a private auction to Samuel Guttman who is not related to Mr. Oberlander or his family members. His stocks were sold after he defaulted on a personal loan for which his stock were collateral. The Company filed a Form 8-K in March 1996, the contents of which and details of that auction are herein incorporated.

JUDITH GOTTESMAN
----------------

     Ms.  Judith Gottesman is an executive employee of the Company.   She has
been involved in administration, design and purchasing programs of the Company since 1978. She is 57 years of age and has been a Director of the Company since March, 1985.

SALAMON OBERLANDER
------------------

     Mr. Salamon Oberlander is the Vice President of the Company and the son of Michael and Pearl Oberlander, the President and Secretary of the Company,
respectively.    He has been employed by  the Company as Assistant Vice
President since 1983 and as Vice-president since September, 1985. He is 34 years of age and has been a Director of the Company since March 1985.

MARTIN RUBENSTEIN
-----------------

     Mr. Martin Rubenstein was formerly a principal of HATCO Novelty Knitting Contractor, Inc., located in Brooklyn, New York, a position he held from 1970 to 1988, and was employed by ALIT Manufacturing Company, Brooklyn, N.Y., until 1990. HATCO and ALIT were engaged in the knitting business. Mr. Rubenstein is 65 years of age and is the brother-in-law of Michael Oberlander. He has been a Director of the Company since March, 1985, and is not otherwise currently employed.

PEARL OBERLANDER
----------------

     Mrs. Pearl Oberlander is the Secretary of the Company, the wife of Michael Oberlander, President and Chief Executive officer and a Director of the Company, the mother of Salamon Oberlander, Vice President and a Director of the Company, and mother-in-law of Simon Friedman, the Treasurer of the Company. She is a sample maker for the Company and has acted as Secretary of the Company since March, 1985, and prior thereto was a Director of the Company. Mrs. Oberlander is 60 years of age.

    (b) Executive Officers and Key Employees.   In addition to the  Directors of
        -------------------------------------
the Company who are also Executive Officers as described above, Simon Friedman serves as an Executive officer of the Company. Mr. Friedman, who is 43 years of age, is the Treasurer of the Company. Mr. Friedman has been employed by the Company in an executive capacity since 1981 and has been Treasurer since March, 1985. He also serves as Secretary and Chief Manager of J&J Farms Creamery, Inc., the Company's 51% owned subsidiary. Mr. Friedman is the son-in-law of Michael and Pearl Oberlander, the Registrant's President and Secretary, respectively.

    Mr. Morris Schlager, age 38, is a Vice President of J&J and a significant employee of the Registrant. His duties with J&J include purchasing merchandise and scheduling deliveries. He has been employed by J&J since 1981 and is the son-in-law of Michael and Pearl Oberlander the Registrant's President and Secretary, respectively. All executive officers of the Company serve at the discretion of the Board of Directors.

Item 11.   Executive Compensation.
-------    -----------------------

          No Executive officer or Director of the Registrant received a total remuneration in excess of $100,000 during the year ended December 31, 1995. The table sets forth certain information concerning remuneration paid or accrued in that year to all Executive Officers and Directors as a group:

Name of
Individual or
Number of Persons     Capacity in       Cash
in Group              Which Served  Compensation
--------------------  ------------  ------------

Michael Oberlander    President          $55,499
                      and Director

All Executive Officers                   $253,999
and Directors as a Group
(7 persons in such Group
of which 6 persons
received remuneration)

    The Registrant has no stock option, pension or profit sharing plans. The amounts reported in the remuneration table do not include the cost or value of personal benefits, if any, to the individuals resulting from the incidental personal use of four automobiles furnished by the Company to facilitate the conduct of the Company's business. The Company does not require employees to maintain records as to the personal use, if any, of such automobiles as they are considered perquisites which are job-related and are intended to improve performance and are not considered by the Company to be excessive or unusual. The value to any executive officer of the personal use of such automobiles does not exceed 10% of his cash compensation, and such value to all executive officers as a Group does not exceed lob of the aggregate compensation reported in the foregoing tables.

Item 12.   Security Ownership of Certain Beneficial Members
--------   ------------------------------------------------
           and Management.
           ---------------

        The following table sets forth, as of January 31, 1996, the shares of the Company's Common Stock owned beneficially by Officers and Directors of the Company individually, and by all Directors and Officers of the Company as a group:

Name and Address of     Amount and Nature of     Percent
Beneficial Owner       Beneficial Ownership(1)  of Class
---------------------  -----------------------  ---------

Michael Oberlander
166 Hewes Street
Brooklyn, N.Y.  11211  1,707,450 (2) (3) (4)       41.26%

Pearl Oberlander
166 Hewes Street
Brooklyn, N.Y.  11211  1,692,450 (3) (4)           40.89%

Simon Friedman
166 Hewes Street
Brooklyn, N.Y.  11211    228,244 (3) (4)          5.52%

All Directors and
officers as a group
(6 persons)             3,699,850 (5)            87.40%

__________________________________
     (1) All shares are owned directly.

     (2) As mentioned under Part III at page 19, Michael Oberlander's complete stockholding in the registrant were sold to Samuel Guttman in a private auction by Mr. Oberlander's lender of a personal loan where his stock was collateral for such loan.

     (3) Although Pearl Oberlander, Salamon Oberlander, her son and Simon Friedman, her son-in-law, may be deemed the beneficial owners of the shares owned by all of them collectively, each has reported to the Company that he or she has sole voting and sole investment power as to the shares held in their individual names and disclaims beneficial ownership with respect to the shares owned by the others. Simon Friedman owns 24.5% of the shares and is the Secretary of J&J Farms Creamery, Inc., a 51% owned subsidiary of the Company.

     (4) Directors Salamon Oberlander, Judith Gottesman and Martin Rubenstein own no shares of the Company's Common stock. As of January 31, 1996, Michael Oberlander, Pearl Oberlander, Salamon Oberlander and Simon Friedman together own 3,699,850 shares of the Company's Common stock or 89.40% of all outstanding Common stock. There are no agreements or arrangements as to the voting of such shares. However, it is expected that the Oberlanders and Mr. Friedman will vote such shares concordantly.

     (5) In the Company's Annual Report filed for year ending December 31, 1994, it stated that on February 18, 1994, Salamon Oberlander transferred by way of gift 71,806 shares of the Company to Batsheva Lazer. This statement was incorrect, actually Salamon Oberlander sold those shares to Ms. Lazer for $7,180.

Item 13.   Certain Relationships and Related Transactions.
--------   -----------------------------------------------

      In December, 1986, Parkside Realty Company, the owner of the Company's knitwear premises, entered into an agreement to sell such premises to the New York City Industrial Development Agency for a purchase price of $1,600,000. At the time of the closing of such sale, Parkside was owned by Eva Eisenberger and Pearl Oberlander, former and current principal stockholders of the Company, respectively. Under the terms of the sale, the IDA leased the premises and certain machinery and equipment purchased with the proceeds of the financing to 505 Carroll street Realty Company, which is a partnership owned solely by Michael Oberlander and Pearl Oberlander, former and current principal stockholders, Executive Officers and Directors of the Company. 505 Carroll Street Realty Company, in turn, subleased the premises and such machinery and equipment to the Company. In connection with its sublease, the Company has guaranteed the lease payments due from 505 Carroll Street Realty Company to the IDA. The lease and sublease payments will be equal to the amounts payable by the IDA to the bondholders to satisfy all principal and interest payments due on the IDA bonds. Upon payment in full of the IDA bonds, 505 Carroll Street Realty Company will have the option to purchase the premises, machinery and equipment for $1.00, at which tine 505 Carroll Street Realty Company will become the owner. The balance of such loan as of December 31, 1995, was $636,923.

     On May 7, 1990, the Registrant made a payment in the amount of $635,000 to The Mount Florence Group, the Seller of certain real property to MME Power Enterprises, Inc., a New York corporation ("MME") . This payment was previously reported as having been made as a capital contribution to MME in connection with an exchange of 450 shares of MME capital stock (comprising a 45% interest in MME) from a partnership consisting of Michael oberlander, the President and a Director of the Registrant, and Salamon Oberlander, the Vice President and a Director of the Registrant, to the Registrant in exchange for 100,000 shares of the Registrant's common stock. The shares of MME's capital stock, however, were not delivered to the Registrant, nor were the shares of the Registrant's common stock issued to Michael or Salamon Oberlander. In reviewing the 1991 financial statements of MME for purposes of this Report, it was determined that MME recorded this transaction as a loan of $610,000 from the Registrant and a loan of $25,000 from Michael and Salamon Oberlander that was transferred to the Registrant. Because of the inconsistency in the treatment of the transaction between the Registrant and MME, the Registrant has agreed to treat it as a loan from the Registrant to MME. This loan is evidenced by a promissory note from MME to the Registrant, a copy of which was appended to the 1994 10-K Report as
Exhibit 10(f). The 1990 financial statements of the Registrant have been restated to reflect the transaction as a loan rather than an equity investment. In

February, 1993, MME was unable to complete its renewal of mortgage financing for development of certain real property. In addition, the Attorney General Of the State of New York directed MME to cease all sales activities. As a result of the foregoing, the Registrant has declared its investment worthless. On or about March 18, 1993, MME's mortgage financing lender instituted proceedings in foreclosure against MME, its principals which included Michael Oberlander and Salamon Oberlander. The matter is pending in New York State Supreme Court, Westchester County. on December 1, 1993, MME filed bankruptcy seeking to reorganize pursuant to Chapter 11 of the Bankruptcy Code.

    In 1990 and 1991, the Registrant made loans to Michael Oberlander, a Director and its President and, as of December 31, 1995, the loan balance was $292,366. Such loans bear interest at the rate of 8% per year and are payable on demand by the Registrant. A copy of the promissory note evidencing such loans was appended to 1994 10-K Report as Exhibit 10(g). Section 714 of the New York Business Corporation Law states that "a loan shall not be made by a corporation to any director unless it is authorized by a vote of the shareholders." Contrary to such Section, the loans to Mr. Michael Oberlander were not authorized by a vote of the shareholders. Ratification of such loans will be submitted to the shareholders of the Registrant for approval at the next meeting of shareholders if they remain unpaid at that time.

                                     INDEX

                                    PART IV

                  Spectex Industries, Inc
                   Form 1O-K Annual Report
             For the Year Ended December 31, 1995

The following exhibits are Incorporated herein by reference

        2(a)     Articles  of  Incorporation,  as
                  amended to date (Previously filed as
                  Exhibit 3(a) to the Registrant's
                  Form 10-K for the fiscal year ended
                  December 21, 1987)

        2(b)     By-laws, as amended to date
                  (Previously filed as Exhibit 3(b) to
                  the Registrant's Form 10-K for the
                  fiscal year ended December 31, 1987)

        10 (a)    Agreement of Sublease, dated as of
                  December 1, 1986, between Spectex
                  Industries, Inc and 505 Carroll
                  Street Realty Company. (Previously
                  filed as Exhibit 10 (a) to
                  Registrant's Form 10-K for the
                  fiscal year ended December 31, 1986)

        10(b)    Guaranty, dated as of December 1,
                 1986, from Spectex Industries, Inc.
                 to the United States Trust Company
                 of New York (Previously filed as
                  Exhibit 10(b) to Registrant's Form
                  10-K for the fiscal year ended
                  December 31, 1986)

        10(c)    Lease Agreement, dated as of May 1,
                 1988, between the New York City
                 Industrial Development Agency and
                 J&J Farms Creamery, Inc. (Previously
                 filed as Exhibit 10(c) to the
                 Registrant's Form 10-K for the
                 fiscal year ended December 21, 1988)

        10(d)    Guaranty, dated as of May 1, 1988
                 from Spectex Industries, Inc., to
                 Perfect Knitting Mills, Inc., Cue-
                 Knits, Inc., Special Studies
                 Development Corp. All-State
                 Knitting Mills, Inc., Fisher Foods
                 of Queens Corp., 505 Carroll Street

                 Realty Company, Michael Oberlander,
                 Pearl Oberlander, Simon Friedman and
                 Morris Schlager to the Bank of New
                 York. (Previously filed as Exhibit
                 10(d) to The Registrant's Form 10-K
                 for the fiscal year ended December
                 31, 1988)

     10(e)       Intercompany Dealings Agreement,
                 dated as of May 1, 1988, from J&J
                 Farms Creamery, Inc., Spectex
                 Industries, Inc~, Perfect Knitting
                 Mills, Inc., Cue-Knits, Inc.,
                 Special Studies Development Corp.,
                 All-state Knitting Mills, Inc.,
                 Fisher Foods of Queens Corp., 505
                 Carroll Street Realty Company,
                 Michael Oberlander, Pearl
                 Oberlander, Simon Friedman and
                 Morris Schlager to the Bank of New
                 York, New York City Industrial
                 Development Agency, Financial
                 Services Corporation of New York
                 City, and Algemene Bank Nederland
                 N.V. (Previously filed as Exhibit
                10(e) to the Registrant's Form 10-K
                for the fiscal year ended December
                31, 1988)

     22        List of Subsidiaries (Previously
               filed as Exhibit 22 to the
               Registrant's Form 10-K for the
               fiscal year ended December 31, 1987)


     10(f)    Promissory Note, dated as of May 7,
              1991, in the principal amount of
              $635,000 from MME Power Enterprises,
              Inc. to the Registrant (previously filed as exhibit 10(f) to Registrant's form
              10-K for fiscal year ending in December 31, 1994).

     10(g)    Promissory Note, dated March 2,
              1992, as of January 1,1992,from
              Michael Oberlander to the
              Registrant (previously filed as exhibit
              10(g) to Registrant's form 10-K for fiscal year ending in December 31, 1994).


The Following exhibits are attached hereto:

(a) Financial statements

         1. Consolidated Financial Statements - attached.

         2. Financial Statement schedules:

             I    Marketable Securities.

             II   Amounts due from Directors, Officers and
                  Principal Holders of Equity securities
                  other than Affiliates.

             V    Property, Plant, and Equipment,

             VI Accumulated Depreciation and Amortization of Plant, Property and Equipment-consolidated

             VIII Valuation of Qualifying Accounts and
                  Reserves.

             x   Supplementary Income Statement Informa-
                  tion

All other schedules are omitted because they are not appli-cable or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not appli-cable.

(b) Reports on Form 8-K.

    There was one report filed on Form 8-K March, 1996. This report concerned the auction of Michael Oberlander's stock and sale to Samuel Guttman.



                       SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July     , 1996

                             SPECTEX INDUSTRIES, INC


                             By:_______________________
                                Michael Oberlander
                                President and Chief
                                Executive Officer


                             By: _______________________
                                 Simon Friedman
                                 Chief Accounting officer

         Pursuant to the requirements of the Securities
Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated,


By:/s/Michael Oberlander        By:/s/ Pearl Oberlander
   ---------------------           --------------------
 Michael Oberlander            Pearl Oberlander
 President and Director        Secretary and Director
 Date: July 12, 1996           Date: July 12, 1996


By:/s/Salomon Oberlander         /s/ Martin Rubenstein
   ---------------------         ---------------------
  Salamon Oberlander             Martin Rubenstein
  Vice President and Director
  Date: July 12  , 1996            Date: July 12, 1996


By:/s/Judith Gottesman
   ---------------------
   Judith Gottesman
   Director
   Date: July 12, 1996