Form 10-Q
period 1996-03-31
SPECTEX INDUSTRIES INC
filed 1997-03-21
CIK 92739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Quarter Ended March 31, 1996                  Commission File Number 0-83903-NY
----------------------------                  ---------------------------------


                           SPECTEX INDUSTRIES, INC.
 -----------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

        New York                                             13-6186951
 -----------------------------------------------------------------------------

(State of Incorporation)                                (I.R.S. Employer
                                                        Identification No.)


 505 Carroll Street            Brooklyn, NY                   11215
 -----------------------------------------------------------------------------

 (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code: (718) 797-9400
                                                    --------------


                                Not Applicable
 -----------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed last report



     Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes  X     No
                             ---       ---

Number of shares outstanding of common stock - at March 31, 1996 4,138,520 shares.

                                     INDEX

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                       THREE MONTHS ENDED MARCH 31, 1996



PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet--March 31, 1996 (unaudited) and December 31, 1995 (audited).

          Condensed Consolidated Statement of Income (unaudited)
          - Three months ended March 31, 1996 and 1995.

          Consolidated Statement of Cash Flow (unaudited)
          -  Three months ended March 31, 1996 and 1995.

          Notes to Consolidated Financial Statements (unaudited)
          - March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION
--------------------------

          NOT APPLICABLE

SIGNATURES
----------

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS-NOTE BELOW


                                                 March 31,   December 31,
ASSETS
------                                             1996          1995
Current Assets:                                 -----------  -------------
  Cash in bank                                  $  490,393     $  785,764
  Accounts receivable                            1,401,868      1,669,718
  Other receivables                                 19,416         11,036
  Inventory                                      1,938,403      1,667,018
  Prepaid expenses                                  64,255         65,278
  Mortgages receivable                             153,540        153,540
  Marketable securities                            218,799        218,928
                                                ----------     ----------
          Total Current Assets                   4,286,674      4,571,282
                                                ----------     ----------
Property, plant and equipment, net               3,616,006      3,666,558
                                                ----------     ----------
Other Assets:
  Loan receivable from shareholder                 362,156        292,366
  Deferred taxes                                   127,247        119,576
  Deferred charges-net of accumulated
    amortization $333,937 in 1996;
    $323,559 in 1995                               159,170        169,548
  Mortgages receivable                              77,337         89,264
                                                ----------     ----------
          Total Other Assets                       725,910        670,754
                                                ----------     ----------
          Total Assets                          $8,628,590     $8,908,594
                                                ==========     ==========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current Liabilities:
  Accounts payable-trade                        $1,249,555     $1,275,792
  Accrued expenses                                 148,894        166,162
  Income taxes payable                             161,218        229,204
  Notes payable-current portion                    567,534        560,085
                                                ----------     ----------
          Total Current Liabilities              2,127,201      2,231,243
                                                ----------     ----------
Long-term debt, notes payable-less
  current portion above                          2,046,061      2,119,198
                                                ----------     ----------
Minority interests in equity of subsidiaries       701,549        747,334
                                                ----------     ----------

Stockholders' Equity:
  Capital stock-$.01 par value-authorized
    5,000,000 shares and 4,338,520 shares
    issued                                          43,383         43,383
  Capital in excess of par                         846,660        846,660
  Retained earnings                              2,884,203      2,941,243
                                                ----------     ----------
          Total                                  3,774,246      3,831,286
  Less: Treasury stock 87,940 shares
          at cost                                  (20,467)       (20,467)
                                                ----------     ----------
          Net Stockholders' Equity               3,753,779      3,810,819
                                                ----------     ----------
          Total                                 $8,628,590     $8,908,594
                                                ==========     ==========

Note:  The accompanying notes are an integral part of this report.

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          THREE MONTHS ENDED MARCH 31,



                                             1996         1995
                                          -----------  -----------
Net sales and gross revenue               $8,066,365   $8,568,799
                                          ----------   ----------

Costs and expenses:
  Cost of goods sold                       7,545,180    7,982,504
  Selling, general and administrative
    expenses                                 672,623      688,459
                                          ----------   ----------
           Total Costs & Expenses          8,217,803    8,670,963
                                          ----------   ----------
(Loss) before income taxes and
  minority interests                        (151,438)    (102,164)
                                          ----------   ----------
Less: Provision (recovery) for taxes
        on income:
          State & local taxes                (17,214)     (18,235)
          Federal income taxes               (31,401)     (45,917)
                                          ----------   ----------
            Total                            (48,615)     (64,152)

Less: Minority interests (loss) in
  operations of subsidiaries                 (45,785)     (25,308)
                                          ----------   ----------

            Net Reductions (Additions)       (94,400)     (89,460)
                                          ----------   ----------

            Net (Loss)                    $  (57,038)  $  (12,704)
                                          ==========   ==========

(Loss) per share                               $(.01)  $    NIL
                                          ==========   ==========

Dividends per share                       $      -0-   $      -0-
                                          ==========   ==========

Weighted average number of shares
  used in determining per share
  earnings                                 4,138,520    4,138,520




Note: The accompanying notes are an integral part of this report.

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOW
                          THREE MONTHS ENDED MARCH 31,


Operating Activities:                                   1996        1995
                                                     ----------  ----------
  Net (Loss) from Operations                         $ (57,040)  $ (12,704)
  Plus: Adjustments to reconcile net income
    to net cash provided by operating activities:
  Minority interest in participation of
    subsidiary                                         (45,785)    (25,308)
  Depreciation & amortization                           60,930      73,593
  Deferred income taxes                                 (7,671)        -0-

Changes in Operating Assets and Liabilities:
  Decrease (Increase) in accounts receivable           267,850     (45,608)
  (Increase) Decrease in inventory                    (271,385)    107,187
  Decrease in prepaid expenses                           1,023       4,385
  (Decrease) in accounts payable                       (26,237)   (191,012)
  (Decrease) Increase in accrued expenses
    & taxes payable                                   (145,146)     67,100
  Increase (Decrease) in income taxes payable           59,892    (131,436)
  (Increase) in other receivables                       (8,380)     83,308
  Increase in due from shareholder                     (69,790)        -0-
                                                     ---------   ---------
          Net Cash (Used in) Other
            Operating Activities                      (241,739)    (70,495)
                                                     ---------   ---------

Investing Activities:
  Proceeds from mortgage receivable                     11,927      10,796
  Reduction in investment in marketable
    securities                                             129          93
                                                     ---------   ---------
          Net Cash Provided by Investing
            Activities                                  12,056      10,889
                                                     ---------   ---------

Financing Activities:
  Payments on IDA loans                                (64,170)    (51,670)
  Payments on auto & equipment loans                       -0-     (51,805)
  Payments on mortgage debt                             (1,518)     (2,495)
                                                     ---------   ---------
          Net Cash (Used in) Financing
            Activities                                 (65,688)   (105,970)
                                                     ---------   ---------
          Net (Decrease) in Cash                      (295,371)   (165,576)

Cash at January 1,                                     785,764     873,371
                                                     ---------   ---------

Cash at March 31,                                    $ 490,393   $ 707,795
                                                     =========   =========




Note: The accompanying notes are an integral part of this report.

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 1 - BASIS OF PRESENTATION:
------------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The Company and its operating subsidiaries, with the exception of J&J Farms Creamery, Inc. are engaged in apparel manufacturing.

Operating data of J&J Farms Creamery, Inc. for the quarter ending March 31, 1996, included in the consolidated operations of the Company, are as follows:


      Profit & Loss Information
      -------------------------
       Revenues                    $7,304,480
                                   ----------

       Cost of goods sold           6,869,581

       Selling, general and
        administrative                574,979
                                   ----------

       Total Costs and Expenses     7,444,560
                                   ----------

          Pre-Tax Income           $ (140,080)
                                   ==========

NOTE 2:  Accounts receivable are shown net of allowances for doubtful accounts
------
of $-0- at March 31, 1996 and $-0- at December 31, 1995.

NOTE 3:  Inventories at statement dates are shown at the lower of cost or market
------
on a first-in first-out basis, and are classified and valued as follows:

                               March 31, 1996  December 31, 1995
                               --------------  -----------------
     Raw materials                 $  268,437         $  398,296
     Supplies                          56,874             95,172
     Work in process                  281,439            162,326
     Finished apparel goods           236,226             85,438
     Dairy products                 1,095,427            925,786
                                   ----------         ----------
          Total                    $1,938,403         $1,667,018
                                   ==========         ==========

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996



NOTE 4 - MORTGAGES RECEIVABLE:
-----------------------------
On June 1, 1988 the Company loaned money to an unrelated party as a mortgage receivable investment of $510,000 with interest at 12% per annum; of this amount $449,000 has been repaid. The note has been revised to reflect a balance of $61,000, which is due in 1996.

In 1993 J&J Farms Creamery, Inc. loaned money to an unrelated party as a mortgage receivable of $240,000, payable at the rate of 10% per annum; fully amortized over a five year period. The balance due on this loan at March 31, 1996 was $126,877.

NOTE 5 - DEFERRED CHARGES:
-------------------------
Deferred charges include covenants not to compete and mortgage refinancing costs in connection with NYC Industrial Development Agency financings and are being amortized over their respective terms.

                    SPECTEX INDUSTRIES INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1996



Net revenues in the first quarter of 1996 were 6% less as compared to 1995. The gross profit percentage decreased while operating expenses as a percentage of sales increased as compared to 1995.

Cash flow generated by the Company's operations is deemed adequate to meet the Company's financial obligations.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Spectex Industries, Inc.
                                    --------------------------------------
                                        (Registrant)


Date:  July 18, 1996
       -------------                ------------------------------------------
                                    Michael Oberlander, President


Date:  July 18, 1996
       -------------                ------------------------------------------
                                    Simon Friedman, Chief Financial Officer