Form 10-Q
period 1996-06-30
SPECTEX INDUSTRIES INC
filed 1997-03-21
CIK 92739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Quarter Ended June 30, 1996                Commission File Number 0-83903-NY
---------------------------                ---------------------------------


                           SPECTEX INDUSTRIES, INC.
 -----------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

           New York                                             13-6186951
 -----------------------------------------------------------------------------

(State of Incorporation)                                   (I.R.S. Employer
                                                           Identification No.)


 505 Carroll Street            Brooklyn, NY                     11215
 -----------------------------------------------------------------------------

 (Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code: (718) 797-9400
                                                    --------------


                                Not Applicable
 ----------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed last report



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

Number of shares outstanding of common stock - at June 30, 1996 4,138,520 shares.

                                     INDEX

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                        THREE MONTHS ENDED JUNE 30, 1996



PART I. FINANCIAL INFORMATION
-----------------------------

     Item 1.    Financial Statements (Unaudited)

                Consolidated balance sheet--June 30, 1996 (unaudited) and December 31, 1995 (audited).

                Condensed consolidated statement of income (unaudited) - Three months and six months ended June 30, 1996 and 1995.

                Consolidated statement of cash flow (unaudited) - Six months ended June 30, 1996 and 1995.

                Notes to consolidated financial statements (unaudited) - June 30,1996.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION
--------------------------

                NOT APPLICABLE

SIGNATURES
----------

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS-NOTE BELOW


ASSETS                                            June 30,    December 31,
------                                              1996          1995
Current Assets:                                  -----------  ------------
  Cash in bank                                   $  770,876     $  785,764
  Accounts receivable-net of allowances
    for doubtful accounts                         1,679,899      1,669,718
  Other receivables                                  25,886         11,036
  Inventory                                       1,484,874      1,667,018
  Prepaid expenses                                   21,778         65,278
  Mortgages receivable                              153,540        153,540
  Marketable securities                             318,800        218,928

                                                 ----------     ----------
          Total Current Assets                    4,455,653      4,571,282
                                                 ----------     ----------
Property, plant and equipment at cost, partly
  pledged, net of accumulated depreciation        3,540,104      3,666,558
                                                 ----------     ----------
Other Assets:

  Loan receivable from shareholder                  353,539        292,366
  Deferred taxes                                    277,169        119,576
  Deferred charges net of accumulated
    amortization $344,315 in 1996;
    $323,559 in 1995                                148,792        169,548
  Mortgages receivable                               65,110         89,264
                                                 ----------     ----------
          Total Other Assets                        844,610        670,754
                                                 ----------     ----------
          Total Assets                           $8,840,367     $8,908,594
                                                 ==========     ==========



LIABILITIES & STOCKHOLDERS' DEFICIT
-----------------------------------

Current Liabilities:

  Accounts payable-trade                         $1,882,227     $1,275,792
  Accrued expenses                                   26,566        166,162
  Income taxes payable                              195,153        229,204
  Notes payable-current portion                     567,334        560,085
                                                 ----------     ----------
          Total Current Liabilities               2,671,280      2,231,243
                                                 ----------     ----------
Long-term debt, notes payable-less

  current portion above                           1,981,891      2,119,198
                                                 ----------     ----------
Minority interests in equity of subsidiaries        659,179        747,334
                                                 ----------     ----------
Stockholders' Equity:
  Capital stock-$.01 par value-authorized
    5,000,000 shares and 4,338,520 shares
    issued                                           43,383         43,383
  Capital in excess of par                          846,660        846,660
  Retained earnings                               2,658,441      2,941,243
                                                 ----------     ----------
          Total                                   3,548,484      3,831,286

  Less: Treasury stock 87,940 shares
          at cost                                   (20,467)       (20,467)
                                                 ----------     ----------
          Net Stockholders' Equity                3,528,017      3,810,819
                                                 ----------     ----------
          Total                                  $8,840,367     $8,908,594
                                                 ==========     ==========

Note:  The accompanying notes are an integral part of this report.

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME



                                    Three Months Ended June 30,  Six Months Ended June 30,
                                    ---------------------------  -------------------------
                                       1996         1995            1996          1995
                                       ----         ----            ----          ----
Net sales and gross revenue         $7,847,679   $8,599,544       $15,914,044   $17,168,343
                                    ----------   ----------       -----------   -----------
Costs and expenses:
  Cost of goods sold                 7,538,916    8,122,053        15,084,096    16,104,557
  Selling, general and
    expenses                           787,221      706,345         1,459,844     1,394,804

            Total Costs &
              Expenses               8,326,137    8,828,398        16,543,940    17,499,361
                                    ----------   ----------       -----------   -----------

Income (loss) before income
 taxes and minority interests         (478,458)    (228,854)         (629,896)     (331,018)
                                    ----------   ----------       -----------   -----------
Less: Provision for taxes on
        income:
          State & local taxes          (88,460)     (18,141)         (105,674)      (36,376)
          Federal income taxes        (121,876)     (38,758)         (153,277)      (84,675)
                                    ----------   ----------       -----------   -----------
            Total                     (210,336)     (56,899)         (258,951)     (121,051)

Less: Minority interests (loss)
 in operations of subsidiaries         (42,370)     (46,289)          (88,155)      (71,597)
                                    ----------   ----------       -----------   -----------
            Net Reductions
              (Additions)             (252,706)    (103,188)         (347,106)     (192,648)
                                    ----------   ----------       -----------   -----------

Net (Loss)                          $ (225,752)  $ (125,666)      $  (282,790)  $  (138,370)
                                    ==========   ==========       ===========   ===========
(Loss) per share                         $(.05)       $(.03)            $(.07)        $(.03)
                                    ==========   ==========       ===========   ===========

Weighted average number of
 shares in determining earnings
(loss) per share                     4,138,520    4,138,520         4,138,520     4,138,520



Note: The accompanying notes are an integral part of this report.

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOW
                           SIX MONTHS ENDED JUNE 30,


Operating Activities:                                   1996        1995
                                                     ----------  ----------
  Net (Loss) from Operations                         $(282,790)  $(138,370)
  Plus: Adjustments to reconcile net income
    to net cash provided by operating activities:
  Minority interest in participation of
    subsidiary                                         (88,155)    (71,597)
  Depreciation & amortization                          164,021     225,228
  Deferred taxes                                      (157,593)        -0-
  Loss on sale of building                                 -0-      60,300

Changes in Operating Assets and Liabilities:
  (Increase) in accounts receivable                    (10,181)    (49,712)
  Decrease (Increase) in inventory                     182,144    (161,212)
  Decrease in prepaid expenses                          43,500       7,476
  Increase in accounts payable                         606,435     332,163
  (Decrease) Increase in accrued expenses
    and taxes payable                                 (139,596)     40,744
  Decrease in income taxes payable                     (34,051)   (148,888)
  (Increase) Decrease in officers' and
    other receivables                                  (76,023)     66,469
                                                     ---------   ---------
          Net Cash (Used in) Operating
            Activities                                 207,711     162,601
                                                     ---------   ---------

Investing Activities:
  Purchase of fixed assets                             (16,823)    (13,265)
  Proceeds from sale of building                           -0-      43,046
  Proceeds from mortgage receivable                     24,154      26,865
  Investment in marketable securities                  (99,872)   (102,091)
                                                     ---------   ---------
          Net Cash Provided From (Used
            in) Investing Activities                   (92,541)    (45,445)
                                                     ---------   ---------
Financing Activities:
  Payments on IDA loans                               (128,340)   (128,340)
  Payment on mortgage debt                                 -0-     (13,049)
  Payments on auto & equipment loans                    (1,718)    (55,348)
                                                     ---------   ---------
          Net Cash (Used in) Financing
            Activities                                (130,058)   (196,737)
                                                     ---------   ---------
          Net (Decrease) in Cash                       (14,888)    (79,581)

Cash at January 1,                                     785,764     873,371
                                                     ---------   ---------
Cash at June 30,                                     $ 770,876   $ 793,790
                                                     =========   =========




Note: The accompanying are an integral part of this report.

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


NOTE 1 - BASIS OF PRESENTATION:
------------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six
month periods ended   June 30, 1996 are not necessarily indicative of the
results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The Company and its operating subsidiaries, with the exception of J&J Farms Creamery, Inc. are engaged in apparel manufacturing.

Operating data of J&J Farms Creamery, Inc. for the quarter ending June 30, 1996, included in the consolidated operations of the Company, are as follows:

       Profit & Loss Information
       -------------------------
        Sales                                      $6,871,726
                                                   ----------

        Cost of goods sold                          6,397,562
        Selling, general and
         administrative                               621,051
                                                   ----------

        Total Costs and Expenses                    7,018,613
                                                   ----------
          Pre-Tax (Loss)                           $ (146,887)
                                                   ==========

NOTE 2:  Accounts receivable are shown net of allowances for doubtful accounts
------
of $-0- at June 30, 1996 and $-0- at December 31, 1995.

NOTE 3:  Inventories at statement dates are shown at the lower of cost or market
------
on a first-in first-out basis, and are classified and valued as follows:

                        June 30, 1996  Dec. 31, 1995
                        -------------  -------------
     Raw materials         $  435,156     $  398,296
     Supplies                  80,123         95,172
     Work in process          165,854        162,326
     Finished goods            70,253         85,438
     Dairy products           733,488        925,786
                           ----------     ----------
          Total            $1,484,874     $1,667,018
                           ==========     ==========

                   SPECTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

NOTE 4 - MORTGAGE RECEIVABLE:
----------------------------
On June 1, 1988 the Company loaned money to an unrelated party as a mortgage receivable investment of $510,000 with interest at 12% per annum; of this amount $449,000 has been repaid. The note has been revised to reflect a balance of $61,000, which is due in 1996.

In 1993 J&J Farms Creamery, Inc. loaned money to an unrelated party as a mortgage receivable of $240,000, payable at the rate of 10% per annum; fully amortized over a five year period. The balance due on this loan at June 30, 1996 was $114,650.

NOTE 5 - DEFERRED CHARGES:
-------------------------
Deferred charges include covenants not to compete and mortgage refinancing costs in connection with NYC Industrial Development Agency financings and are being amortized over their respective terms.

                    SPECTEX INDUSTRIES INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1996


Net sales in the second quarter of 1996 were approximately 8.7% lower as compared to 1995. The gross profit percentage decreased while operating expenses as a percentage of sales increased as compared to 1995.

Cash flow generated by the Company's operations is deemed adequate to meet the Company's financial obligations.

PART II. OTHER INFORMATION



REPORTS ON FORM 8-K


The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Spectex Industries, Inc.
                                    ---------------------------------------
                                      (Registrant)


Date:  September 12, 1996
       ------------------           ---------------------------------------
                                    Michael Oberlander, President

Date:  September 12, 1996
       ------------------           ---------------------------------------
                                    Simon Friedman, Chief Financial Officer